Form 10-Q
period 2026-03-31
OneIM Acquisition Corp.
filed 2026-05-11
CIK 2088325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2026, there were 28,750,000 shares of OneIM Acquisition Corp.’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), issued and outstanding and 7,187,500 shares of the OneIM Acquisition Corp.’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), issued and outstanding, including 28,750,000 Class A ordinary shares subject to possible redemption.

ONEIM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Condensed Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	F-2
Unaudited Condensed Statement of Operations for the three months ended March 31, 2026	F-3
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2026	F-4
Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2026	F-5
Notes to Unaudited Condensed Financial Statements	F-6

ONEIM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$770,360	$—
Interest receivable	871,184	—
Prepaid expense	101,450	—
Total current assets	1,742,994	—
Marketable securities held in Trust Account	288,733,079	—
Non-current prepaid expense	53,223	—
Deferred offering costs	—	479,596
TOTAL ASSETS	$290,529,296	$479,596

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,763	$—
Accrued offering costs	—	251,616
Accrued expenses	185,426	4,828
Due to related party	35,350	257,286
Total current liabilities	250,539	513,730
Deferred underwriting fee payable	15,812,500	—
Total Liabilities	16,063,039	513,730

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 28,750,000 and 0 shares at redemption value of $10.04 per share at March 31, 2026 and December 31, 2025, respectively	288,733,079	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 200,000 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption), respectively	20	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 issued and outstanding as of March 31, 2026 and December 31, 2025(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(14,267,561)	(59,134)
Total Shareholders’ Deficit	(14,266,822)	(34,134)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$290,529,296	$479,596

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2026
Formation, general and administrative expenses	$422,046
Loss from operations	(422,046)

Other income:
Earnings on marketable securities held in Trust Account	2,104,263
Interest income	5,872
Net income	$1,688,089

Weighted average shares outstanding, Class A ordinary shares	24,277,778
Basic and diluted net income per Class A ordinary share	$0.05

Weighted average basic shares outstanding, Class B ordinary shares(1)	7,041,667
Basic net income per Class B ordinary share	$0.05

Weighted average diluted shares outstanding, Class B ordinary shares(1)	7,187,500
Diluted net income per Class B ordinary share	$0.05

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025(1)	—	$—	7,187,500	$719	$24,281	$(59,134)	$(34,134)
Proceeds from Private Placement Warrants, less issuance costs	—	—	—	—	11,776	—	11,776
Proceeds from sale of Public Warrants, less issuance costs	—	—	—	—	1,624,899	—	1,624,899
Proceeds from sale of Private Placement shares, less issuance costs	200,000	$20	—	—	1,984,058	—	1,984,078
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	—	—	(3,645,014)	(15,896,516)	(19,541,530)
Net income	—	—	—	—	—	1,688,089	1,688,089
Balance at March 31, 2026 (unaudited)	200,000	$20	7,187,500	$719	$—	$(14,267,561)	$(14,266,822)

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2026
Cash flows from Operating Activities:
Net income	$1,688,089
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(2,104,263)
Changes in assets and liabilities:
Prepaid insurance	(101,450)
Non-current prepaid insurance	(53,223)
Accounts payable	29,763
Accrued expenses	180,598
Due to related party	(221,936)
Net cash used in operating activities	(582,422)

Cash flows from Investing Activities:
Cash deposited into Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	287,225,000
Proceeds from Private Placement Shares	1,988,200
Proceeds from sale of Private Placement Warrants	11,800
Payment of offering costs	(372,218)
Net cash provided by financing activities	288,852,782

Net change in cash and cash equivalents	770,360
Cash and cash equivalents - Beginning of period	—
Cash and cash equivalents - End of period	$770,360

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 units (the “Private Placement Units”) by and between the Company and OneIM Sponsor LLC (the “Sponsor”) at a price of $10.00 per unit, including 33,333 warrants (the “Private Placement Warrants”), generating gross proceeds of $2,000,000 (see Note 4).

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

Transaction costs related to the issuances described above amounted to $16,687,698, consisting of $275,000 of cash underwriting fees, $15,812,500 of deferred underwriting fees and $600,198 of other offering costs. In addition, at January 15, 2026, $883,609 of cash was held by the Company outside of the Trust Account and is available for working capital purposes.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group”(as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and independent directors have agreed to waive redemption rights with respect to any Founder Shares held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

The Company will have until January 15, 2028 (or March 15, 2028), 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 24 months of the Initial Public Offering) to complete a Business Combination (the “Completion Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months (or 27 months as discussed above) from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months (or 27 months as discussed above) without a shareholder vote. Deutsche Bank Securities Inc. (the “Underwriters”) have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had a working capital surplus of $1,492,455. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses is available to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the unaudited condensed financial statements are issued and therefore substantial doubt has been alleviated.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2028 (or March 15, 2028). The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 15, 2028 (or March 15, 2028).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company held cash and cash equivalents of $770,360 and $0, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $288,733,079 and $0 in marketable securities held in the Trust Account, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

As of March 31, 2026, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(16,583,451)
Plus:
Accretion of carrying value to redemption value	19,541,530
Class A ordinary shares subject to possible redemption	$288,733,079

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $16,687,698, consisting of $275,000 of cash underwriting fees, $15,812,500 of deferred underwriting fees and $600,198 of other offering costs. As such, the Company recorded $16,583,451 of offering costs as a reduction of temporary equity and $104,247 of offering costs as a reduction of permanent equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share for the periods presented.

Class B ordinary shares includes 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On January 15, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 937,500 Class B ordinary shares were no longer subject to forfeiture.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the equity classified warrants included in the Initial Public Offering (see Note 9).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statement of operations.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 Private Placement Units, including 33,333 warrants, at a price of $10.00 per unit generating gross proceeds of $2,000,000 by and between the Company and the Sponsor. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, which were equal to $290,529,296 and $479,596 as of March 31, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	March 31, 2026	December 31, 2025
Total assets	$290,529,296	$479,596

For the three months ended March 31, 2026
Formation, general and administrative expenses	$422,046
Earnings on marketable securities held in Trust Account	$2,104,263
Interest income	$5,872
Net income	$1,688,089

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

The CODM reviews earnings on marketable securities held in the Trust Account to measure and monitor shareholder value while maintaining compliance with the trust agreement. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Due to Related Party

The Company’s Sponsor paid offering and other administrative costs on behalf of the Company related to the Initial Public Offering and ongoing operations. These included legal fees, mailing, shipping and administrative expenses. As of March 31, 2026 and December 31, 2025, the Company had a balance due on demand to the Sponsor of $35,350 and $257,286, respectively.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the Completion Period.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. Such units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of March 31, 2026 and December 31, 2025.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainty

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units and (iii) Private Placement Units that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into units, the Company will be obligated to register up to 7,595,833 Class A ordinary shares. The number of Class A ordinary shares includes (i) 7,187,500 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 200,000 Class A ordinary shares underlying the Private Placement Units and 33,333 Class A ordinary shares underlying the Private Placement Warrants (iii) 150,000 Class A ordinary shares underlying the Private Placement Units issued upon conversion of working capital loans and 25,000 Class A ordinary shares underlying the Private Placement Units issued upon conversion of the working capital loans. On March 6, 2026, the holders of the Units were able to begin electing to separately trade the Class A ordinary shares and the warrants included in the Units. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding, respectively.

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

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Warrants — As of March 31, 2026, there were 4,824,999 warrants issued including 4,791,666 Public Warrants, issued as part of the Units, and 33,333 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption for cash:

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company accounts for the 4,824,999 warrants issued in connection with the Initial Public Offering (including 4,791,666 Public Warrants and 33,333 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At the date of the Initial Public Offering, the fair value of the Public Warrants was $1,725,000, or $0.36 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

January 15, 2026
Underlying stock price	$9.91
Exercise price	11.5
Volatility	32.50%
Weighted-Average remaining term (in years)	2.91
Risk-free rate	3.61%
Implied Market adjustment	18%

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$288,733,079	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to May 11, 2026, the date that the unaudited condensed financial statements were issued.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company or special purpose acquisition company incorporated under the laws of the Cayman Islands on September 5, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units (defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of completing our Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 5, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had net income of $1,688,089, which consisted of earnings on marketable securities held in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), and interest income as offset by formation, general, and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and payments made on our behalf by our Sponsor.

On January 15, 2026, we consummated the Initial Public Offering of 28,750,000 Units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 200,000 units (the “Private Placement Units”) by and between the Company and OneIM Sponsor LLC (the “Sponsor”) at a price of $10.00 per unit, including 33,333 warrants (the “Private Placement Warrants”), generating gross proceeds of $2,000,000.

Following the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Units, a total of $287,500,000 was placed in the Trust Account. We incurred total transaction costs of $16,687,698, consisting of $275,000 of cash underwriting fees, $15,812,500 of deferred underwriting fees and $600,198 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $582,422. Net income of $1,688,089 was adjusted for earnings on marketable securities held in Trust Account of $2,104,263. Changes in operating assets and liabilities used $166,248 of cash for operating activities primarily due to increases in prepaid insurance of $101,450, non-current prepaid insurance of $53,223, due to related party of $221,936, offset by increases in accounts payable of $29,763 and accrued expenses $180,598.

For the three months ended March 31, 2026, cash used in investing activities was $287,500,000, which was cash deposited in Trust Account of $287,500,000.

For the three months ended March 31, 2026, net cash provided by financing activities was 288,852,782, which was due to proceeds from sale of Units net of underwriting fees and reimbursement paid of $287,225,000, proceeds from sale of Private Placement Units of $1,988,200, proceeds from sale of Private Placement Warrants of $11,800, partially offset by payment of offering costs of $372,218.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (a “Working Capital Loan”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 200,000 Private Placement Units to the Sponsor in a private placement, at a price of $10.00 per Private Unit, or $2,000,000 in the aggregate. The Private Placement Units are identical to the units sold in the Initial Public Offering, except as otherwise disclosed in our Initial Public Offering Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
4.4	Warrant Agreement, dated January 13, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.1	Letter Agreement, dated January 13, 2026, by and among the Company, OneIM Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.2	Investment Management Trust Agreement, dated January 13, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.3	Registration Rights Agreement, dated January 13, 2026, by and between the Company and the holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.4	Private Placement Units Purchase Agreement, dated January 13, 2026, by and between the Company and OneIM Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.6	Administrative Services Agreement, dated January 13, 2026, by and between the Company and an affiliate of OneIM Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.7	Securities Subscription Agreement, dated September 11, 2025, between the Registrant and OneIM Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on December 22, 2025).
10.8	Promissory Note, dated September 11, 2025, issued to OneIM Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on December 22, 2025).drft
10.9	Underwriting Agreement, dated January 13, 2026, by and between the Company and Deutsche Bank Securities Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIM ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Grigorios Kapenis
	Name:	Grigorios Kapenis
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)