Form 10-Q
period 2026-06-30
OneIM Acquisition Corp.
filed 2026-08-06
CIK 2088325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 28,950,000 shares of OneIM Acquisition Corp.’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), issued and outstanding and 7,187,500 shares of OneIM Acquisition Corp.’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), issued and outstanding, including 28,750,000 Class A ordinary shares subject to possible redemption.

ONEIM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

ONEIM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$699,457	$—
Prepaid expense	133,347	—
Total current assets	832,804	—
Marketable securities held in Trust Account	292,166,318	—
Non-current prepaid expense	34,993	—
Deferred offering costs	—	479,596
TOTAL ASSETS	$293,034,115	$479,596

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,383	$—
Accrued offering costs	—	251,616
Accrued expenses	94,837	4,828
Due to related party	60,000	257,286
Total current liabilities	183,220	513,730
Deferred underwriting fee payable	15,812,500	—
Total Liabilities	15,995,720	513,730

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 28,750,000 and 0 shares at redemption value of $10.16 and $0 per share at June 30, 2026 and December 31, 2025, respectively	292,166,318	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 200,000 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption at June 30, 2026), respectively	20	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 issued and outstanding as of June 30, 2026 and December 31, 2025(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,128,662)	(59,134)
Total Shareholders’ Deficit	(15,127,923)	(34,134)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$293,034,115	$479,596

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation, general and administrative expenses	$(4,023)	$418,023
Income (loss) from operations	4,023	(418,023)

Other income:
Earnings on marketable securities held in Trust Account	2,562,056	4,666,319
Interest income	6,060	11,932
Net income	$2,572,139	$4,260,228

Weighted average shares outstanding, Class A ordinary shares	28,950,000	26,710,773
Basic and diluted net income per Class A ordinary share	$0.07	$0.13

Weighted average basic shares outstanding, Class B ordinary shares(1)	7,187,500	7,114,986
Basic net income per Class B ordinary share	$0.07	$0.13

Weighted average diluted shares outstanding, Class B ordinary shares(1)	7,187,500	7,187,500
Diluted net income per Class B ordinary share	$0.07	$0.12

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025(1)	-	$-	7,187,500	$719	$24,281	$(59,134)	$(34,134)
Proceeds from Private Warrants, less issuance costs	-	-	-	-	11,776	-	11,776
Proceeds from sale of Public Warrants, less issuance costs	-	-	-	-	1,624,899	-	1,624,899
Proceeds from sale of Private Placement shares, less issuance costs	200,000	20	-	-	1,984,058	-	1,984,078
Accretion of Class A ordinary shares subject to redemption to redemption value	-	-	-	-	(3,645,014)	(15,896,516)	(19,541,530)
Net income	-	-	-	-	-	1,688,089	1,688,089
Balance at March 31, 2026 (unaudited)	200,000	20	7,187,500	719	-	(14,267,561)	(14,266,822)
Accretion of Class A ordinary shares subject to redemption to redemption value	-	-	-	-	-	(3,433,240)	(3,433,240)
Net income	-	-	-	-	-	2,572,139	2,572,139
Balance at June 30, 2026 (unaudited)	200,000	$20	7,187,500	$719	$-	$(15,128,662)	$(15,127,923)

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2026
Cash flows from Operating Activities:
Net income	$4,260,228
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(4,666,319)
Changes in operating assets and liabilities:
Prepaid expense	(133,347)
Non-current prepaid expense	(34,993)
Accounts payable	28,383
Accrued expenses	90,009
Due to related party	(197,286)
Net cash used in operating activities	(653,325)

Cash flows from Investing Activities:
Cash deposited into Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	287,225,000
Proceeds from Private Placement Shares	1,988,200
Proceeds from sale of Private Placement Warrants	11,800
Payment of offering costs	(372,218)
Net cash provided by financing activities	288,852,782

Net change in cash and cash equivalents	699,457

Cash and cash equivalents - Beginning of period	-

Cash and cash equivalents - End of period	$699,457

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$15,812,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $16,687,698, consisting of $275,000 of cash underwriting fees, $15,812,500 of deferred underwriting fees and $600,198 of other offering costs. In addition, at January 15, 2026, $883,609 of cash was held by the Company outside of the Trust Account and was available for working capital purposes.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The Company will have until January 15, 2028 (or April 15, 2028), 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 24 months of the Initial Public Offering) to complete a Business Combination (the “Combination Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months (or 27 months as discussed above) from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months (or 27 months as discussed above) without a shareholder vote. Deutsche Bank Securities Inc. (the “Underwriters”) have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had a working capital surplus of $649,584. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was available to the Company for general working capital purposes. The Company has since re-evaluated its liquidity and financial condition and determined that it has sufficient financial resources to sustain operations one year from the date the unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

The Company will have until the end of the Combination Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2028 (or April 15, 2028). The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 15, 2028 (or April 15, 2028).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company held cash and cash equivalents of $699,457 and $0, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $292,166,318 and $0 in marketable securities held in the Trust Account, respectively.

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

As of June 30, 2026, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to public warrants	(1,725,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(16,583,451)
Plus:
Accretion of carrying value to redemption value	22,974,769
Class A ordinary shares subject to possible redemption	$292,166,318

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $16,687,698, consisting of $275,000 of cash underwriting fees, $15,812,500 of deferred underwriting fees and $600,198 of other offering costs. As such, the Company recorded $16,583,451 of offering costs as a reduction of temporary equity and $104,247 of offering costs as a reduction of permanent equity.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account. Any material loss that the Company may experience in the future could have an adverse effect on the Company.

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

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary shares for the periods presented.

Class B ordinary shares include 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On January 15, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 937,500 Class B ordinary shares were no longer subject to forfeiture. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Net income	$2,060,558	$511,581	$3,364,122	$896,106
Denominator:
Weighted Average ordinary shares	28,950,000	7,187,500	26,710,773	7,114,986
Basic net income per ordinary share	$0.07	$0.07	$0.13	$0.13

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Net income	$2,060,558	$511,581	$3,364,122	$896,106
Denominator:
Weighted Average ordinary shares	28,950,000	7,187,500	26,710,773	7,187,500
Diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.12

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, which were equal to $293,034,115 and $479,596 as of June 30, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	June 30, 2026	December 31, 2025
Cash	$699,457	$—
Prepaid expense	133,347	—
Total current assets	832,804	—
Marketable securities held in Trust Account	292,166,318	-
Non-current prepaid expense	34,993	-
Deferred offering costs	-	479,596
Total assets	$293,034,115	$479,596

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Formation, general and administrative expenses	$(4,023)	$418,023
Earnings on marketable securities held in Trust Account	$2,562,056	$4,666,319
Interest income	$6,060	$11,932
Net income	$2,572,139	$4,260,228

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the condensed statements of operations, are the significant segment information provided to the CODM on a regular basis.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period, (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

 ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Due to Related Party

The Company’s Sponsor paid offering and other administrative costs on behalf of the Company related to the Initial Public Offering and ongoing operations. These included legal fees, mailing, shipping and administrative expenses. As of June 30, 2026 and December 31, 2025, the Company had a balance due on demand to the Sponsor of $60,000 and $257,286, respectively.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the Combination Period. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively, related to the services. As of June 30, 2026 and December 31, 2025, the Company had $60,000 and $0, respectively, payable in due to related party within the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. Such units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

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

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

 Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units and the Class A ordinary shares underlying such Private Placement Units, and (iii) Private Placement Units that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into units, the Company will be obligated to register up to 7,595,833 Class A ordinary shares. The number of Class A ordinary shares includes (i) 7,187,500 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 200,000 Class A ordinary shares underlying the Private Placement Units and 33,333 Class A ordinary shares underlying the Private Placement Warrants, and (iii) 150,000 Class A ordinary shares underlying the Private Placement Units issued upon conversion of working capital loans and 25,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of the working capital loans. On March 6, 2026, the holders of the Units were able to begin electing to separately trade the Class A ordinary shares and the warrants included in the Units. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representatives, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants, as applicable, pursuant to the letter agreement described herein.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026, there were 4,824,999 warrants issued including 4,791,666 Public Warrants, issued as part of the Units, and 33,333 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

ONEIM ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

January 15, 2026
Underlying stock price	$9.91
Exercise price	$11.50
Volatility	32.50%
Weighted-Average remaining term (in years)	2.91
Risk-free rate	3.61%
Implied Market adjustment	18%

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$292,166,318	-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to August 6, 2026, the date that the unaudited condensed financial statements were issued.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 5, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had net income of $2,572,139, which consisted of earnings on marketable securities held in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”) of $2,562,056, and interest income of $6,060, and formation, general, and administrative expenses of $(4,023).

For the six months ended June 30, 2026, we had net income of $4,260,228, which consisted of earnings on marketable securities held in the Trust Account of $4,666,319, and interest income of $11,932 as offset by formation, general, and administrative expenses of $418,023.

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

For the six months ended June 30, 2026, net cash used in operating activities was $653,325. Net income of $4,260,228 was adjusted for earnings on marketable securities held in Trust Account of $4,666,319. Changes in operating assets and liabilities used $247,234 of cash for operating activities primarily due to increases in prepaid expense of $133,347 and non-current prepaid expense of $34,993, and a decrease in due to related party of $197,286, offset by increases in accounts payable of $28,383 and accrued expenses of $90,009.

For the six months ended June 30, 2026, cash used in investing activities was $287,500,000, which was cash deposited in Trust Account of $287,500,000.

For the six months ended June 30, 2026, net cash provided by financing activities was $288,852,782, which was due to proceeds from sale of Units net of underwriting fees and reimbursement paid of $287,225,000, proceeds from sale of Private Placement Units of $1,988,200, proceeds from sale of Private Placement Warrants of $11,800, partially offset by payment of offering costs of $372,218.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2026, we consummated the Initial Public Offering of 28,750,000 Units, including 3,750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one-sixth of one redeemable warrant (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 200,000 Private Placement Units, including 33,333 Private Placement Warrants, to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,000,000. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise disclosed in the registration statement on Form S-1 (File No. 333-292356) (the “IPO Registration Statement”), and entitle the holder thereof to purchase one Class A ordinary share for $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $287,500,000. Deutsche Bank Securities Inc. acted as representative of the several underwriters of the Initial Public Offering. On January 15, 2026, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 200,000 Private Placement Units, including 33,333 Private Placement Warrants, at a purchase price of $10.00 per Private Placement Unit, to our Sponsor, generating gross proceeds of $2,000,000.

Following the closing of our Initial Public Offering on January 15, 2026, a total of $287,500,000, comprised of the proceeds from the Initial Public Offering and the Private Placement (which amount includes $15,812,500 of deferred underwriting fees payable to Deutsche Bank Securities Inc.), was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets.

As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ONEIM ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Grigorios Kapenis
	Name:	Grigorios Kapenis
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)