Form 10-Q
period 2026-09-30
OneIM Acquisition Corp.
filed 2026-11-13
CIK 2088325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 28,950,000 shares of OneIM Acquisition Corp.’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), issued and outstanding and 7,187,500 shares of OneIM Acquisition Corp.’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), issued and outstanding, including 28,750,000 Class A ordinary shares subject to possible redemption.

ONEIM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

ONEIM ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$602,999	$—
Prepaid expense	107,622	—
Total current assets	710,621	—
Marketable securities held in Trust Account	294,830,274	—
Non-current prepaid expense	18,681	—
Deferred offering costs	—	479,596
TOTAL ASSETS	$295,559,576	$479,596

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,674	$—
Accrued offering costs	—	251,616
Accrued expenses	60,000	4,828
Due to related party	30,000	257,286
Total current liabilities	96,674	513,730
Deferred underwriting fee payable	15,812,500	—
Total Liabilities	15,909,174	513,730

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 28,750,000 and 0 shares at redemption value of $10.25 and $0 per share at September 30, 2026 and December 31, 2025, respectively	294,830,274	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 200,000 and 0 issued and outstanding as of September 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption at September 30, 2026), respectively	20	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 issued and outstanding as of September 30, 2026 and December 31, 2025(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,180,611)	(59,134)
Total Shareholders’ Deficit	(15,179,872)	(34,134)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$295,559,576	$479,596

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 5, 2025 (inception) through September 30, 2025
Formation, general and administrative expenses	$57,321	$475,344	$48,286
Loss from operations	(57,321)	(475,344)	(48,286)

Other income:
Earnings on marketable securities held in Trust Account	2,663,955	7,330,274	—
Interest income	5,372	17,304	—
Net income (loss)	$2,612,006	$6,872,234	$(48,286)

Weighted average shares outstanding, Class A ordinary shares	28,950,000	27,465,385	—
Basic and diluted net income per Class A ordinary share	$0.07	$0.20	$—

Weighted average basic shares outstanding, Class B ordinary shares(1)	7,187,500	7,139,423	6,250,000
Basic net income (loss) per Class B ordinary share	$0.07	$0.20	$(0.01)

Weighted average diluted shares outstanding, Class B ordinary shares(1)	7,187,500	7,187,500	6,250,000
Diluted net income (loss) per Class B ordinary share	$0.07	$0.20	$(0.01)

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025(1)	-	$-	7,187,500	$719	$24,281	$(59,134)	$(34,134)
Proceeds from Private Warrants, less issuance costs	-	-	-	-	11,776	-	11,776
Proceeds from sale of Public Warrants, less issuance costs	-	-	-	-	1,624,899	-	1,624,899
Proceeds from sale of Private Placement shares, less issuance costs	200,000	20	-	-	1,984,058	-	1,984,078
Accretion of Class A ordinary shares subject to redemption to redemption value	-	-	-	-	(3,645,014)	(15,896,516)	(19,541,530)
Net income	-	-	-	-	-	1,688,089	1,688,089
Balance at March 31, 2026 (unaudited)	200,000	20	7,187,500	719	-	(14,267,561)	(14,266,822)
Accretion of Class A ordinary shares subject to redemption to redemption value	-	-	-	-	-	(3,433,240)	(3,433,240)
Net income	-	-	-	-	-	2,572,139	2,572,139
Balance at June 30, 2026 (unaudited)	200,000	20	7,187,500	719	-	(15,128,662)	(15,127,923)
Accretion of Class A ordinary shares subject to redemption to redemption value	-	-	-	-	-	(2,663,955)	(2,663,955)
Net income	-	-	-	-	-	2,612,006	2,612,006
Balance at September 30, 2026 (unaudited)	200,000	$20	7,187,500	$719	$-	$(15,180,611)	$(15,179,872)

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 5, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 5, 2025	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(48,286)	(48,286)
Balance - September 30, 2025	-	$-	7,187,500	$719	$24,281	$(48,286)	$(23,286)

(1)	Includes 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 15, 2026, the underwriters exercised their over-allotment option in full. As a result, 937,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the Period from September 5, 2025 (inception) through September 30, 2025
Cash flows from Operating Activities:
Net income (loss)	$6,872,234	$(48,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(7,330,274)	-
Payment of expenses through due to related party	-	37,548
Changes in operating assets and liabilities:
Prepaid expense	(107,622)	-
Non-current prepaid expense	(18,681)	-
Accounts payable	6,674	-
Accrued expenses	55,172	10,738
Due to related party	(227,286)	-
Net cash used in operating activities	(749,783)	-

Cash flows from Investing Activities:
Cash deposited into Trust Account	(287,500,000)	-
Net cash used in investing activities	(287,500,000)	-

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	287,225,000	-
Proceeds from Private Placement Shares	1,988,200	-
Proceeds from sale of Private Placement Warrants	11,800	-
Payment of offering costs	(372,218)	-
Net cash provided by financing activities	288,852,782	-

Net change in cash and cash equivalents	602,999	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$602,999	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$134,727
Deferred offering costs included in due to related party	$-	$36,380
Deferred underwriting fee payable	$15,812,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONEIM ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through September 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had a working capital surplus of $613,947. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was available to the Company for general working capital purposes. The Company has since re-evaluated its liquidity and financial condition and determined that it has sufficient financial resources to sustain operations one year from the date the unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company held cash and cash equivalents of $602,999 and $0, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $294,830,274, inclusive of $885,113 of accrued dividend income reinvested on October 1, 2026, and $0 in marketable securities held in the Trust Account, respectively.

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

As of September 30, 2026, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to public warrants	(1,725,000)
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(16,583,451)
Plus:
Accretion of carrying value to redemption value	25,638,725
Class A ordinary shares subject to possible redemption	$294,830,274

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account. Any material loss that the Company may experience in the future could have an adverse effect on the Company.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income (loss) per Class A ordinary share is the same as basic income (loss) per Class A ordinary shares for the periods presented.

Class B ordinary shares include 937,500 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On January 15, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 937,500 Class B ordinary shares were no longer subject to forfeiture. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class B
Numerator:
Net income (loss)	$2,092,496	$519,510	$5,454,403	$1,417,831	$(48,286)
Denominator:
Weighted Average Common Stock	28,950,000	7,187,500	27,465,385	7,139,423	6,250,000
Basic net income (loss) per ordinary share	$0.07	$0.07	$0.20	$0.20	$(0.01)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 5, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B	Class B
Numerator:
Net income (loss)	$2,092,496	$519,510	$5,446,835	$1,425,399	$(48,286)
Denominator:
Weighted Average Common Stock	28,950,000	7,187,500	27,465,385	7,187,500	6,250,000
Diluted net income (loss) per ordinary share	$0.07	$0.07	$0.20	$0.20	$(0.01)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, which were equal to $295,559,576 and $479,596 as of September 30, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	September 30, 2026	December 31, 2025
Cash	$602,999	$—
Prepaid expense	107,622	—
Total current assets	710,621	—
Marketable securities held in Trust Account	294,830,274	—
Non-current prepaid expense	18,681	—
Deferred offering costs	—	479,596
Total assets	$295,559,576	$479,596

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 5, 2025 (inception) through September 30, 2025
Formation, general and administrative expenses	$(57,321)	$(475,344)	$(48,286)
Earnings on marketable securities held in Trust Account	$2,663,955	$7,330,274	$—
Interest income	$5,372	$17,304	$—
Net income (loss)	$2,612,006	$6,872,234	$(48,286)

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Completion Period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the condensed statements of operations, are the significant segment information provided to the CODM on a regular basis.

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

Due to Related Party

The Company’s Sponsor paid offering and other administrative costs on behalf of the Company related to the Initial Public Offering and ongoing operations. These included legal fees, mailing, shipping and administrative expenses. As of September 30, 2026 and December 31, 2025, the Company had a balance due on demand to the Sponsor of $30,000 and $257,286, respectively.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $10,000 per month for these services during the Completion Period. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, related to the services. As of September 30, 2026 and December 31, 2025, the Company had $30,000 and $0, respectively, payable related to the administrative support agreement in due to related party within the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. Such units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainty

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

The Underwriters were entitled to (1) an underwriting discount of $0.01 per Unit on all Units sold other than Units sold pursuant to the over-allotment option, or $250,000 in the aggregate, of which $0.01 per Unit was paid to the Underwriters in cash at the closing of the Initial Public Offering and, (2) an expense reimbursement of $25,000, (3) a deferred fee of $0.55 per Unit, or $15,812,500. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of a Business Combination.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding. As of September 30, 2026, there were 28,950,000 Class A ordinary shares issued and outstanding, including 28,750,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2026, there were 4,824,999 warrants issued including 4,791,666 Public Warrants, issued as part of the Units, and 33,333 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to an existing registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$294,830,274	-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to November 12, 2026, the date that the unaudited condensed financial statements were issued. On November 12, 2026, the Company’s board of directors appointed William Lin as a director of the Company, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to OneIM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to OneIM Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company or special purpose acquisition company incorporated under the laws of the Cayman Islands on September 5, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from September 5, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had net income of $2,612,006, which consisted of earnings on marketable securities held in Trust Account of $2,663,955, interest income of $5,372, partially offset by formation, general, and administrative expenses of $57,321.

For the nine months ended September 30, 2026, we had net income of $6,872,234, which consisted of earnings on marketable securities held in Trust Account of $7,330,274, interest income of $17,304, partially offset by formation, general, and administrative expenses of $475,344.

For the period from September 5, 2025 (inception) through September 30, 2025, we had a net loss of $48,286 which resulted from formation and operating costs of $48,286.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and payments made on our behalf by our Sponsor.

On January 15, 2026, we consummated the Initial Public Offering of 28,750,000 Units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 200,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to our Sponsor, generating gross proceeds of $2,000,000.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $749,783. Net income of $6,872,234 was adjusted for earnings on marketable securities held in Trust Account of $7,330,274. Changes in operating assets and liabilities used $291,743 of cash for operating activities primarily due to increases in prepaid expenses of $107,622, non-current prepaid insurance of $18,681, and a decrease in due to related party of $227,286, offset by increases in accounts payable of $6,674 and accrued expenses of $55,172.

For the nine months ended September 30, 2026, cash used in investing activities was $287,500,000, which was cash deposited in Trust Account of $287,500,000.

For the nine months ended September 30, 2026, net cash provided by financing activities was $288,852,782, which was due to proceeds from sale of Units net of underwriting fees and reimbursement paid of $287,225,000, proceeds from sale of Private Placement Units of $1,988,200, proceeds from sale of Private Placement Warrants of $11,800, partially offset by payment of offering costs of $372,218.

For the period from September 5, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0, which was due to a net loss of $48,286, offset by payment of expenses through due to related party of $37,548 and accrued expenses of $10,738.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On November 12, 2026, the board of directors of the Company (the “Board”) appointed William Lin as a director of the Company, effective immediately. The Board has determined that Mr. Lin is an “independent director” as defined in the Nasdaq listing rules and Rule 10A-3 under the Exchange Act, and Mr. Lin was appointed to the audit committee of the Board. In connection with his appointment, Mr. Lin entered into a joinder to the letter agreement, dated January 13, 2026, by and among the Company, the Sponsor and each of the officers and directors of the Company, and an indemnity agreement with the Company on substantially the same terms as the form of indemnity agreement filed as Exhibit 10.5 hereto. On November 12, 2026, the Sponsor transferred 25,000 Founder Shares to Mr. Lin. Other than as described in this paragraph, Mr. Lin will not receive any compensation for his service as a director prior to the consummation of the Company’s initial Business Combination. There are no arrangements or understandings between Mr. Lin and any other person pursuant to which he was selected as a director, and there are no transactions in which Mr. Lin has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Lin, age 59, was Executive Vice President, Gas & Low Carbon Energy and a member of bp’s executive leadership team until August 2026, where he led the group’s global natural gas, LNG and low carbon energy businesses. Over a 31-year career with bp, he held a range of senior leadership roles across the upstream and integrated gas businesses, including Chief Operating Officer for Upstream, Regional President for Asia Pacific, and Senior Vice President for Egypt. Mr. Lin has extensive international experience in energy, strategy, business development and operations, and has led numerous complex M&A transactions, strategic partnerships and business transformations across multiple geographies. Mr. Lin currently serves as an Independent Non-Executive Director of Rhaelm Holdings Ltd., a global AI infrastructure development company. He also served as an Independent Non-Executive Director and a member of the Nominations and Governance Committee of UK-listed Schroders PLC from May 2026 to October 2026. Previously, he was a Supervisory Board Member of Corbion NV, a Dutch-listed biotechnology company, where he chaired the Safety and Sustainability Committee and was a member of the Audit Committee, from July 2021 to May 2026. Mr. Lin also chaired the board of JERA Nex bp, a global offshore wind company, and served as vice-chair and director of Pan American Energy Group, Argentina’s largest independent energy company. There are no family relationships between Mr. Lin and any director or executive officer of the Company.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
4.4	Warrant Agreement, dated January 13, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.1	Letter Agreement, dated January 13, 2026, by and among the Company, OneIM Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.2	Investment Management Trust Agreement, dated January 13, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.3	Registration Rights Agreement, dated January 13, 2026, by and between the Company and the holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.4	Private Placement Units Purchase Agreement, dated January 13, 2026, by and between the Company and OneIM Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.6	Administrative Services Agreement, dated January 13, 2026, by and between the Company and an affiliate of OneIM Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).
10.7	Securities Subscription Agreement, dated September 11, 2025, between the Company and OneIM Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on December 22, 2025).
10.8	Promissory Note, dated September 11, 2025, issued to OneIM Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on December 22, 2025).
10.9	Underwriting Agreement, dated January 13, 2026, by and between the Company and Deutsche Bank Securities Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
10.10*	Securities Assignment Agreement, dated November 12, 2026, by and between OneIM Sponsor LLC and William Lin.
10.11*	Joinder to Letter Agreement, dated November 12, 2026, by and among William Lin, the Company and OneIM Sponsor LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEIM ACQUISITION CORP.

Date: November 12, 2026	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Grigorios Kapenis
	Name:	Grigorios Kapenis
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)